Form 10-Q
period 1996-06-30
NETSTAR INC
filed 1996-08-08
CIK 887331

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO ______.

Commission file Number 0-26492

                                  NETSTAR, INC.
             (Exact name of registrant as specified in its charter)

            Minnesota                                   41-1714009
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

            10250 Valley View Road, Suite 113, Eden Prairie MN 55344
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (612) 943-8990

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  ___X___                            NO  ________

As of July 31, 1996, there were 10,647,702 shares of Common Stock outstanding.


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NETSTAR, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                              June 30,         September 30,
                                                                1996               1995
                                                            ------------       ------------
ASSETS:

CURRENT ASSETS:
       Cash and cash equivalents                            $ 19,190,771       $ 26,812,544
       Accounts receivable, less allowance
           for doubtful accounts of
           $9,000 at June 30, 1996                             1,530,559            685,332
       Interest receivable                                        80,884             44,115
       Inventories                                             4,541,162          2,013,362
       Prepaid expenses                                          992,601            184,436
                                                            ------------       ------------
           Total current assets                               26,335,977         29,739,789

PROPERTY AND EQUIPMENT, net                                    2,985,987          1,176,989

OTHER ASSETS:
       Capitalized software, less accumulated
           amortization of $30,576 and
           $21,405, respectively                                  18,334             27,505
       Purchased software, less accumulated
           amortization of $19,820 and
           $7,665, respectively                                  133,890             89,335
       Organization costs and other intangibles,
           less accumulated amortization of $24,782
           and $19,311, respectively                               7,935             13,406
       Deposits                                                   24,388             21,541
                                                            ------------       ------------
                                                                 184,547            151,787
                                                            ------------       ------------
                                                            $ 29,506,511       $ 31,068,565
                                                            ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
       Notes payable                                        $      --          $  4,175,974
       Accounts payable                                        1,677,564            708,801
       Accrued expenses                                          981,368            493,314
       Deferred revenue                                          246,820            130,332
       Current portion of capital
           lease obligations                                      64,542             93,478
                                                            ------------       ------------
           Total current liabilities                           2,970,294          5,601,899

CAPITAL LEASE OBLIGATIONS, less current portion                   57,324            104,746

COMMITMENTS

STOCKHOLDERS' EQUITY:
       Common stock, $.01 par value, 20,000,000 shares
           authorized, 10,479,830 and 8,825,480 shares
           issued and outstanding, respectively                  104,798             88,254
       Additional paid-in capital                             43,969,101         35,968,276
       Accumulated deficit                                   (17,595,006)       (10,694,610)
                                                            ------------       ------------
           Total stockholders' equity                         26,478,893         25,361,920
                                                            ------------       ------------
                                                            $ 29,506,511       $ 31,068,565
                                                            ============       ============


See notes to consolidated financial statements.




NETSTAR, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                               Three Months Ended             Nine Months Ended
                                                   June 30,                        June 30,
                                        ----------------------------    ----------------------------------
                                             1996            1995            1996            1995
                                        ------------    ------------    ------------    ------------
REVENUES                                $  1,804,524    $    873,216    $  4,418,474    $  2,236,233

COST OF REVENUES                           1,273,306         583,340       3,069,891       1,483,132
                                        ------------    ------------    ------------    ------------
      Gross profit                           531,218         289,876       1,348,583         753,101

OPERATING EXPENSES:
      Research and development             2,014,358         656,524       4,329,419       1,951,379
      Market development
          and selling                      1,445,068         377,058       3,070,859       1,117,327
      General and administrative             637,428         245,872       1,741,922         613,440
                                        ------------    ------------    ------------    ------------
      Total operating expenses             4,096,854       1,279,454       9,142,200       3,682,146
                                        ------------    ------------    ------------    ------------
         Operating loss                   (3,565,636)       (989,578)     (7,793,617)     (2,929,045)

INTEREST EXPENSE                              (6,304)        (68,847)        (39,376)        (71,952)

INTEREST INCOME                              261,763          19,614         939,336          84,633
                                        ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                  (3,310,177)     (1,038,811)     (6,893,657)     (2,916,364)

INCOME TAXES                                   3,272             800           6,739           1,800
                                        ------------    ------------    ------------    ------------

NET LOSS                                $ (3,313,449)   $ (1,039,611)   $ (6,900,396)   $ (2,918,164)
                                        ============    ============    ============    ============

NET LOSS PER COMMON AND COMMON
      EQUIVALENT SHARE                  $       (.32)   $       (.19)   $       (.70)   $       (.54)
                                        ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON AND
      COMMON EQUIVALENT SHARES
      OUTSTANDING                         10,233,555       5,441,337       9,871,425       5,440,337
                                        ============    ============    ============    ============


See notes to consolidated financial statements.

NETSTAR, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                               Nine Months Ended
                                                                                   June 30,
                                                                         ----------------------------
                                                                              1996            1995
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING  ACTIVITIES:
   Net loss                                                              $ (6,900,396)   $ (2,918,164)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                         1,018,034         317,164
      Changes in assets and liabilities:
      Accounts receivable                                                    (845,227)       (526,945)
      Interest receivable                                                     (36,769)          2,215
      Inventories                                                          (2,527,800)       (933,604)
      Prepaid expenses                                                       (865,959)       (119,055)
      Deposits                                                                 (2,847)         18,383
      Accounts payable                                                        968,763          67,667
      Accrued expenses and deferred revenues                                  604,542         356,344
                                                                         ------------    ------------
      Total adjustments                                                    (1,687,263)       (817,831)
                                                                         ------------    ------------
      Net cash used in operating activities                                (8,587,659)     (3,735,995)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                     (2,800,235)       (403,157)
   Capitalized and purchased software                                         (56,710)        (97,000)
                                                                         ------------    ------------
      Net cash used in investing activities                                (2,856,945)       (500,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligations                                      (76,358)        (53,839)
   Net proceeds from issuance of common stock and warrants to purchase
      common stock                                                          6,031,341         179,400
   Purchase of fractional shares                                                  (53)           --
   Payment of notes payable                                                (2,132,099)           --
   Net proceeds from issuance of notes payable                                   --         3,721,712
                                                                         ------------    ------------
         Net cash provided by financing activities                          3,822,831       3,847,273
                                                                         ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (7,621,773)       (388,879)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           26,812,544       4,072,620
                                                                         ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 19,190,771    $  3,683,741
                                                                         ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash received for interest                                         $    902,567    $     86,848
      Capital lease obligations entered into for new equipment                   --           182,417



NONCASH FINANCING ACTIVITY - During the nine months ended June 30, 1996,
$2,067,901 principal amount of notes payable were converted into 369,268 shares of the Company's common stock. Unamortized deferred financing costs of $57,794 reduced the amount of additional paid-in capital resulting from the conversion.


See notes to consolidated financial statements.



NETSTAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)

1.    INTERIM FINANCIAL INFORMATION

      In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of NetStar Inc. and subsidiary as of June 30, 1996, the results of their operations for the three months and nine months periods ended June 30, 1996 and 1995 and their cash flows for the nine months ended June 30, 1996 and 1995, in conformity with generally accepted accounting principles.

      These financial statements should be read in conjunction with the financial statements and related notes as of and for the year ended September 30, 1995 contained in the Company's Annual Report on Form 10-K and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 to 10 of this Quarterly Report on Form 10-Q.

2.    INVENTORIES

      Inventories consist of the following:
                                             June 30,         September 30,
                                               1996                1995
                                           --------------    ---------------
        Raw materials                       $2,377,539           $828,317
        Work-in-process                        222,739             19,814
        Finished goods                       1,940,884          1,165,231
                                           --------------    ---------------
                                            $4,541,162         $2,013,362
                                          ===============    ===============

3.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                            June 30,         September 30,
                                                              1996                1995
                                                          --------------    -----------------
        Office furniture and equipment                     $  720,403         $  154,676
        Machinery and equipment                             1,199,265            266,850
        Data processing equipment                           2,455,901          1,231,318
        Product development and management
           information systems software                       301,654            234,707
        Spare parts                                           436,984            426,421
                                                         ---------------    ---------------
                                                            5,114,207          2,313,972
        Less accumulated depreciation
           and amortization                                 2,128,220          1,136,983
                                                         ---------------    ---------------
                                                           $2,985,987         $1,176,989
                                                         ===============    ===============

      Property and equipment includes assets under capital leases as follows:

                                                June 30,         September 30,
                                                  1996                1995
                                              --------------    ---------------
        Data processing equipment                $250,572           $250,572
        Machinery and equipment                    53,342             53,342
                                             ---------------    ---------------
                                                  303,914            303,914
        Less accumulated amortization             196,087            125,307
                                             ---------------    ---------------
                                                 $107,827           $178,607
                                             ===============    ===============

4.    NOTES PAYABLE

      In June 1995, the Company issued $4,200,000 of convertible notes payable (the "Bridge Notes") in a private placement. On October 9, 1995, $2,067,901 principal amount of the Bridge Notes was converted into 369,268 shares of the Company's common stock at a conversion price of $5.60 per share (which represents 80% of the price to the public of the shares sold in the Company's initial public offering). The remaining $2,132,099, together with interest at 10% per annum, was repaid on October 24, 1995.

      The Company incurred costs of $336,415 and original issue discount of $134,400 relating to the issuance of the Bridge Notes. These costs and the original issue discount were amortized using the interest method from the date of issuance through the repayment date of the Bridge Notes, resulting in additional interest expense of $391,994 for the year ended September 30, 1995. The unamortized portion, $78,821, reduced the amount of additional paid-in capital resulting from the conversion of the Bridge Notes in October 1995.

5.    STOCKHOLDERS' EQUITY

      OVERALLOTMENT OPTION - In connection with the Company's initial public offering of common stock in September 1995, the Company issued an option to the underwriter to purchase up to 570,000 shares at $7.00 per share solely to cover overallotments. This option was exercised in October 1995, resulting in additional net proceeds of $3,730,650.

      WARRANTS - During the nine months ended June 30, 1996, warrants were exercised that contained a net value exercise provision whereby the warrants could be exercised without cash for a lesser number of shares (cashless exercise); the number of shares issued was based on the relationship of the exercise price of the warrant to the market price of the Company's common stock. In these transactions, 99,150 shares were issued in exchange for warrants for 116,896 shares. In connection with these transactions, the Company purchased fractional shares for $53. Also during the nine months ended June 30, 1996, the Company received net proceeds of $1,929,572 when certain holders of warrants exercised the right to purchase 456,582 shares of common stock at prices ranging from $1.25 to $5.60 per share.

      STOCK OPTIONS - During the nine months ended June 30, 1996, the Company received proceeds of $413,812 when certain stock option holders exercised their right to purchase 159,350 shares of common stock at prices between $1.25 and $5.00 per share.

      STOCK OPTION PLAN - The Fiscal 1996 Employee Stock Purchase Plan and the Fiscal 1996 Nonemployee Director Stock Option Plan (the "Fiscal 1996 Plans") were approved by the Board of Directors on December 6, 1995 and by the Company's shareholders on March 14, 1996. The aggregate number of shares that could be issued under the Fiscal 1996 Plans are 400,000 shares of common stock. The Fiscal 1996 Employee Stock Purchase Plan allows participating employees to purchase shares of the Company's common stock at the lower of 85% of the fair market value of the common stock on the enrollment date or the end date of the phase, as defined. The Fiscal 1996 Nonemployee Director Stock Option Plan provides for the grant of nonqualified stock options to nonemployee directors in accordance with the formula set forth therein.

6.    PROPOSED MERGER

      On May 30, 1996, the Company, Ascend Communications, Inc. (Ascend) and Nebula Acquisition Corporation, a wholly-owned subsidiary of Ascend (Nebula), entered into a merger agreement whereby Nebula will be merged with and into the Company with the Company surviving the merger as a wholly-owned subsidiary of Ascend, and each of the Company's common shares will be converted into .35398 of a share of Ascend common stock. The consummation of the merger is subject to, among other things, the approval of the Company's shareholders.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NETSTAR, INC. AND SUBSIDIARY

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 1996 AND 1995

      REVENUES
      Revenues for the 1996 quarter were $1,804,524 compared to $873,216 for the same period in 1995, an increase of 107%. The increase reflects sales of 20 GigaRouters and seven ClusterSwitches in the 1996 quarter compared to 11 GigaRouters and three ClusterSwitches in the 1995 quarter. The average GigaRouter selling prices were $78,742 in 1996 versus $72,113 in 1995. The average ClusterSwitch selling prices were $16,215 in 1996 and $17,476 in 1995. The increase in average GigaRouter selling prices primarily resulted from a price increase instated late in fiscal 1995. The average number of media cards included in each system was 4.5 in both quarters. The ClusterSwitch revenue per unit was lower in 1996 because of a lower number of media cards included in each unit.

      Sales to the Company's international distributors were $493,537 in the 1996 quarter compared to $140,912 in the 1995 quarter. In the 1996 quarter, four GigaRouters were sold to a lessor of a domestic Internet service provider.

      COST OF REVENUES
      Cost of revenues was $1,273,306, or 70.6% of total revenue, in the 1996 quarter compared to $583,340, or 66.8% of revenue, in the 1995 quarter. Cost of revenues includes two principal components, the cost of materials and the costs of the Company's internal manufacturing and support operations. Cost of materials declined to 40.7% of revenues in the 1996 quarter from 43.2% of revenues in the 1995 quarter due to a customer price increase instituted late in fiscal 1995 and because of lower costs of some component parts. The cost of internal manufacturing and support operations was 29.9% of sales in 1996 compared to 23.6% in 1995. The percentage increased because the expenses increased.

      OPERATING EXPENSES
      Total operating expenses were $4,096,854 in the 1996 quarter compared to $1,279,454 in the 1995 quarter, a $2,817,400 increase. Research and development increased from $656,524 to $2,014,358, market development and selling expenses from $377,058 to $1,445,068 and general and administrative from $245,872 to $637,428. The increases were primarily attributable to an increase in the number of employees from 51 at June 30, 1995 to 107 at June 30, 1996. For the 1996 quarter, compensation and related expenses, including amounts classified as cost of sales, were $2,023,001 compared to $814,456 in the 1995 quarter. The 1996 salary amounts were $952,752 for research, development and customer support, $661,280 for market development and selling, $169,922 for manufacturing and $239,047 for general and administrative. During the 1996 quarter, the Company also incurred significantly higher expenses than in the 1995 quarter for such items as prototype supplies, depreciation, travel and entertainment, customer advertising and promotional expenses, public and investor relations and other consulting fees. These higher expenses were for development of new product features and in anticipation of a higher level of future business activity as well as the full quarter effect of a tripling of the number of employees in the field sales organization that occurred in the second quarter of fiscal 1996.

      INTEREST EXPENSE AND INTEREST INCOME
      Interest expense for the 1996 quarter was $6,304 versus $68,847 in the 1995 quarter. The 1995 quarter included interest expense on the Bridge Notes issued in June of that year. Interest income was $261,763 in the 1996 quarter versus $19,614 in the 1995 quarter, the increase resulted from the investment of the net proceeds of the September 1995 initial public offering of common stock.

      NET LOSS
      The net loss increased to $3,313,449 in the 1996 quarter from $1,039,611 in the 1995 quarter because of an increase in operating expenses of $2,817,400, partially offset by higher gross profits and net interest income.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995

      REVENUES
      Total revenues for the 1996 period were $4,418,474 compared to $2,236,233 for the same period in 1995, an increase of 98%. There were sales of 52 GigaRouters and 18 ClusterSwitches in 1996 compared to 29 GigaRouters and seven ClusterSwitches in 1995. The average GigaRouter selling prices were $75,038 in 1996 and $71,742 in 1995. The increase was due to a price increase in the latter part of fiscal 1995. The average ClusterSwitch selling prices were approximately $17,000 in each period.

      Sales to international distributors were $ 2,615,224 in 1996 compared to $677,050 in 1995.

      COST OF REVENUES
      Cost of revenues was 69.5% of total revenue in 1996 compared to 66.3% in 1995. Cost of materials declined to 41.3% of revenues in 1996 from 45.8% of revenues in 1995 due principally to a customer price increase instituted late in fiscal 1995 as well as because of lower costs of some component parts. The cost of internal manufacturing and support operations was 28.2% in 1996 compared to 20.6% in 1995; the increase was due to expense increases.

      OPERATING EXPENSES
      Total operating expenses increased $5,460,054 (to $9,142,200 in 1996 from $3,682,146 in 1995). The increases were $2,378,040 in research and development, $1,953,532 in market development and selling and $1,128,482 in general and administrative. The increases were primarily attributable to an increase in the number of employees as well as to significantly higher expenses for prototype supplies, travel and entertainment, customer advertising and promotional expenses, public and investor relations and other consulting fees.

      INTEREST EXPENSE AND INTEREST INCOME
      Interest expense was $39,376 in 1996 and $71,952 in 1995. Interest expense includes $20,567 in 1996 and $62,565 in 1995 for the Bridge Notes that were issued in June 1995 and which were repaid or converted to equity in October 1995. Interest income was $939,336 in 1996 and $84,633 in 1995, the increase resulting from the investment of the net proceeds of the September 1995 initial public offering of common stock.

      NET LOSS
      The net loss for the 1996 period was $6,900,396, an increase of $3,982,232 over 1995. An increase in sales contributed to a $595,482 increase in gross profits, however, operating expenses increased $5,460,054. The higher operating loss was partially offset by an increase of $887,279 in net interest income.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents were $19,190,771 at June 30, 1996 compared to $26,812,544 at September 30, 1995, a decrease of $7,621,773. The net cash used in operating activities was $8,587,659, principally from the net loss for the nine months ended June 30, 1996 Cash used in investing activities was $2,856,945 for purchases of property, equipment and software. Cash from investing activities was $3,822,831. During 1996, net proceeds from the issuance of common stock were $6,031,341, principally from the exercise of the over-allotment option by the underwriter of the Company's initial public offering of common stock and the exercise of warrants. The Bridge Notes issued in June 1995 that were not converted to common stock were repaid in the amount of $2,132,099. At June 30, 1996, the Company did not have any material commitments that will result in significant cash out-flows other than for the purchase of inventory in the ordinary course of business.

      The Company expects that it will continue to incur operating losses and negative cash flows at least through its fiscal year ending September 30, 1997. The Company believes that existing cash and cash equivalents will satisfy the Company's working capital and capital expenditures requirement at least through that period. However, the information set forth in the preceding two sentences is forward-looking information, and actual results may differ materially from such information. Therefore, if, for any reason (including, without limitation, those described below), the Company's planned operations and expansion require more capital than anticipated, revenues do not increase as planned, or operating losses are greater than planned or continue beyond the period anticipated by management, the Company may need additional financing prior to the end of fiscal 1997 in order to maintain its operations. There can be no assurance that the Company would be able to obtain any required additional financing when needed or that such financing, if obtained, would be on terms favorable or acceptable to the Company. If the Company was unable to obtain additional financing when needed and under acceptable conditions, it would be required to significantly scale back expansion plans and perhaps reduce the scope of its operations. Factors that may affect the Company's revenues, use of capital, expenses and/or operating losses include, but are not limited to, the introduction of competing products with performance equivalent to or exceeding that of the Company's products, a claim (whether or not successfully made) that the Company's products infringe a patent held by another company or individual, any performance problems involving the Company's products, changes in technology that could cause the Company's products to become obsolete, the departure of key members of management and/or key employees, and general economic conditions.

RECENT ACCOUNTING PRONOUNCEMENT

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions for employee transactions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

      Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income
      (loss) and earnings (loss) per share as if the company had applied the new method of accounting.

      The Company has determined that it will elect not to change to the fair value method for employee-based stock grants. Adoption of the new standard for non-employee awards did not affect the Company's cash flows.


PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

On May 30, 1996, the Company, Ascend and Nebula entered into an agreement and Plan of Merger, as reported on a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission ("SEC") on June 4, 1996. The information set forth in Item 5. of such Current Report on Form 8-K, as well as
Exhibit 99.1 thereto, are hereby incorporated by reference herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits
      The following exhibits are hereby filed as a part of this Quarterly Report on Form 10-Q:

              11.1  Statement  re: computation of per share earnings
              99.1 Item 5. Of the Company's Current Report on Form 8-K filed with the SEC on June 4, 1996.

      (b) Reports on Form 8-K.

      A Current Report on Form 8-K reporting that the Company, Ascend and
        Nebula had entered into an Agreement and Plan of Merger dated May 30, 1996 was filed by the Company on June 4, 1996


SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NETSTAR, INC.



August 1, 1996                               /s/ Duane S. Carlson
                                             Duane S. Carlson
                                             Executive Vice President, Chief
                                             Financial Officer and Secretary


                                 EXHIBIT INDEX


Exhibit               Description
   No.                of Exhibit

  11.1     Statement  re: computation of per share loss

  99.1      Item 5. of the Company's Current Report on Form
           8-K filed with the SEC on June 4, 1996